Form 10-Q
period 1996-03-31
WNC HOUSING TAX CREDIT FUND IV LP
filed 1996-05-15
CIK 907253

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _______________

Commission file number   33-64452

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                               33-0596399
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

              3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                   (Address of principal executive offices)

                                 (714) 662-5565
             (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (a California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1996


PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

         Balance Sheets, March 31, 1996 and December 31, 1995 .............  3

         Statement of Operations
           For the three months ended March 31, 1996 ......................  4

         Statement of Partners' Equity
           For the three months ended March 31, 1996 ......................  5

         Statement of Cash Flows
           For the three months ended March 31, 1996 ......................  6

         Notes to Financial Statements ....................................  8

    Item 2. Management's Discussion and Analysis of
      Financial  Condition and Results of Operations ...................... 13


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K .............................. 17

    Signatures ............................................................ 18

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                        (A California Limited Partnership)

                                 BALANCE SHEETS
                     March 31, 1996 and December 31, 1995

                                    ASSETS
                                                          1996          1995
                                                      -----------   -----------
Cash and cash equivalents                             $ 3,930,784   $ 5,285,730
Investment in limited partnerships (Note 2)             9,381,650     9,417,744
Other assets                                               14,026        29,568
                                                      -----------   -----------
                                                      $13,326,460   $14,733,042
                                                      -----------   -----------
                                                      -----------   -----------

                       LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and advances due to affiliate (Note 3)   $    93,403   $   146,685
Payable to limited partnerships (Note 4)                  993,884     2,134,797
                                                      -----------   -----------
Total liabilities                                       1,087,287     2,281,482
                                                      -----------   -----------
Partners' equity (deficit) (Note 1):
General partner                                           (29,919)      (27,796)
Limited partners (20,000 units authorized -
  15,600 and 6,617 outstanding at March 31, 1996
  and December 31, 1995)                               12,269,092    12,479,356)
                                                      -----------   -----------
Total partners' equity                                 12,239,173    12,451,560
                                                      -----------   -----------
                                                      $13,326,460   $14,733,042
                                                      -----------   -----------
                                                      -----------   -----------

                                    Unaudited
                   See accompanying notes to financial statements.

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                          (A California Limited Partnership)

                               STATEMENT OF OPERATIONS
                 For the Three months Ended March 31, 1996 and 1995

                                                              1996        1995
                                                         -----------   -----------
Interest income                                          $    50,668   $     8,469

OPERATING EXPENSES:
Amortization                                                   9,349         4,404
Asset management fees (Note 3)                                10,725         6,167
Interest expense                                                               376
Other                                                          5,060
                                                         -----------   -----------
Total operating expenses                                      25,134        10,947
                                                         -----------   -----------
Income (Loss) from operations                                 25,534        (2,478)
Equity in loss from limited partnerships                    (237,600)      (69,000)
                                                         -----------   -----------
Net loss                                                 $  (212,066)  $   (71,478)
                                                         -----------   -----------
                                                         -----------   -----------
Net loss allocated to:
  General partner                                        $    (2,121)  $      (715)
                                                         -----------   -----------
  Limited partners                                       $  (209,945)  $   (70,763)
                                                         -----------   -----------
Net loss per 15,600 and 6,717 weighted limited partner
  units outstanding March 31, 1996 and 1995              $       (13)  $       (11)
                                                         -----------   -----------

                                    Unaudited
                   See accompanying notes to financial statements.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                        (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                 For the Three months Ended March 31, 1996 and 1995

FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                           General Partner   Limited Partner     Total
                                           ---------------   ---------------  -----------
Equity (deficit), December 31, 1995           $  (27,796)      $12,479,356    $12,451,560
Offering expenses                                    (32)             (291)          (323)
Net loss for the three months ended
  March 31, 1996                                  (2,121)         (209,945)      (212,066)
                                              ----------       -----------    -----------
Equity (deficit), March 31, 1996              $  (29,949)      $12,269,120    $12,239,171
                                              ----------       -----------    -----------

FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                           General Partner   Limited Partner     Total
                                           ---------------   ---------------  -----------
Equity (deficit) December 31, 1994            $   (9,902)      $ 4,473,382    $ 4,463,480
Capital contributions (20,000 units
  authorized 2,437 units issued and
  outstanding)                                                   2,437,000      2,437,000
Offering expenses                                 (4,004)         (396,435)      (400,439)
Capital issued for notes receivable                                (37,500)       (37,500)
Net loss for the three months ended
  March 31, 1995                                    (715)          (70,763)       (71,478)
                                              ----------       -----------    -----------
Equity (deficit), March 31, 1995              $  (14,621)      $ 6,405,684    $ 6,391,063
                                              ----------       -----------    -----------

                                    Unaudited
                   See accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                        (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three months Ended March 31, 1996 and 1995

                                                              1996           1995
                                                         ------------     ----------
Cash flows provided by operating activities:
Net loss                                                 $   (212,066)    $  (71,478)
Adjustments to reconcile net loss to net cash used by
  operating  activities:
     Amortization                                               9,349          4,404
     Equity in loss of limited partnerships                   237,600         69,000
     Decrease in accrued interest payable                                       (403)
     Increase (decrease) in interest receivable                15,542         (4,983)
     Increase in asset management fee payable                  30,292          6,167
                                                         ------------     ----------
Net cash provided by operating activities                      80,717          2,707
                                                         ------------     ----------
Cash used by investing activities:
     Investments in limited partnerships                   (1,357,706)      (786,215)
     Acquisition costs and fees                                 2,139       (204,345)
     Distributions from limited partnerships                    3,800
                                                         ------------     ----------
Net cash used by investing activities                      (1,351,767)      (990,560)
                                                         ------------     ----------
Cash provided (used) by financing activities
     Capital contributions from partners                                   1,722,500
     Decrease (increase) of subscriptions receivable                         597,100
     Decrease in loan payable                                               (280,569)
     Offering costs                                              (323)      (400,439)
     Decrease in advances from affiliates                     (83,573)      (105,013)
                                                         ------------     ----------
Net cash provided (used) by financing activities              (83,896)     1,533,579
                                                         ------------     ----------
Net increase (decrease) in cash and cash equivalents       (1,354,946)       545,726
Cash and cash equivalents, beginning of period              5,285,730        720,130
                                                         ------------     ----------
Cash and cash equivalents, end of period                 $  3,930,784    $ 1,265,856
                                                         ------------     ----------

Continued
                                    Unaudited
                   See accompanying notes to financial statements.

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                        (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED
                   For the Three months ended  March 31, 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:

During the three months ended March 31, 1996, the Partnership's payables to limited partnerships (in connection with its investments in limited partnerships) decreased by $11,527 due to various price adjuster provisions in the respective limited partnership agreements due to acquisitions of limited partnership interests.

During the three months ended March 31, 1995, the Partnership incurred, but did not pay $162,709 of payables to limited partnerships (in connection with its investments in limited partnerships.) The Partnership had subscriptions for limited partnership interests of $677,000 which were collected subsequent to March 31, 1995.

                                    Unaudited
                   See accompanying notes to financial statements.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 27, 1993, and commenced operations on July 18, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund IV, L.P., Series 2 Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the three month period then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner is WNC & Associates, Inc. Wilfred N. Cooper Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT
The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 2 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1996 the Partnership had acquired limited partnership interests in seventeen limited partnerships each of which owns one Apartment Complex. As of March 31, 1996, construction or rehabilitation of thirteen of the Apartment Complexes had been completed and four were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1996 and December 31, 1995:

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                1996             1995
                                                             -----------    -----------
     Investment per balance sheet, beginning of period       $ 9,417,744    $ 6,235,586
     Investments in limited partnerships                         216,794      3,099,425
     Capitalized acquisition fees and costs                       (2,139)       737,464
     Equity in loss of limited partnerships                     (237,600)      (628,521)
     Distributions from limited partnerships                      (3,800)
     Amortization                                                 (9,349)       (26,208)
                                                             -----------    -----------
     Investment per balance sheet, end of period             $ 9,381,650    $ 9,417,744
                                                             -----------    -----------

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1996 and 1995 follows:

                                                                1996             1995
                                                             -----------    -----------
     Total revenue                                           $   585,000    $   208,000
     Expenses:
       Operating expenses                                        318,000        128,000
       Interest expense                                          254,000         73,000
       Depreciation                                              253,000         77,000
                                                             -----------    -----------
     Total expenses                                              825,000        278,000
                                                             -----------    -----------
     Net loss                                                $  (240,000)   $   (70,000)
                                                             -----------    -----------
     Net loss allocable to the Partnership                   $  (237,600)   $   (69,000)
                                                             -----------    -----------

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. As of March 31, 1996 and 1995 the Partnership incurred acquisition fees of approximately $1,052,000 and $629,000, respectively.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $10,725 and $6,167, respectively, for the three months ended March 31, 1996 and 1995.

     Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred organizational, offering and selling expenses during the three months ended March 31, 1996 of $-0-, $323 and $-0-, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the three months ended March 31, 1995, the Partnership accepted $37,500 in promissory notes from limited partners. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 11% per annum. Principal and interest are due on the later of the date of subscription or September 30,1995. This amount is presented as a reduction in partners' equity.

NOTE 7 - NET LOSS PER LIMITED PARTNER UNITS

Net loss per limited partner unit was computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period. The weighted number of limited partner units outstanding during the three months ended March 31, 1996 and 1995 was 15,600 and 6,717.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                                 March 31, 1996

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) is a California Limited Partnership formed under the laws of the State of California on September 27, 1993, and commenced operations on July 18, 1995 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

The Partnership's  offering of units terminated on July 26, 1996


LIQUIDITY AND CAPITAL RESOURCES

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,355,000 for the three months ended March 31, 1996. This decrease in cash was used by the Partnership's investing activities, including the capital contribution to limited partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996 and December 31, 1995 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $93,000 and $147,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $0 and $90,000 respectively, accrued asset management fees of approximately $70,000 and $39,000 respectively, and advances for expenses of $24,0000 and $18,000, respectively..

As of March 31, 1996, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000.

Prior to sale of the Apartment Complexes, it is not expected that any of the Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing.
The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Limited Partnerships in question. If such funds are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnership.

RESULTS OF OPERATIONS

As of December 31, 1995 and March 31, 1996 the Partnership had acquired 17 and 13 Limited Partnership Interests, respectively. Each of the 17 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1995, two of the Apartment Complexes in the Partnership had commenced operations, none of them for a full year; as of March 31, 1996, thirteen of the Apartment Complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended December 31, 1995 and March 31, 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $212,000 for the three months ended March 31, 1996. The component items of revenue and expense are discussed below.

REVENUE.    The Partnership's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

EXPENSES. The most significant component of operating expenses was and is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Limited Partnership Interests.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom the Partnership cannot predict with any accuracy what these amounts will be.

EQUITY IN LOSSES FROM LIMITED PARTNERSHIP. The Partnership's equity in losses from Limited Partnerships is equal to 96%-99% of the aggregate net losses of each Limited Partnership incurred after admission of the Partnership as a limited partner thereof.

After rent-up all Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

The Partnership accounts for its investments in Local Partnerships using the equity method of accounting, whereby the Partnership reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

     PART II - OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     None

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.