Form 10-K/A
period 1995-12-31
WNC HOUSING TAX CREDIT FUND IV LP
filed 1996-06-12
CIK 907253

The following  items were the
                                                  subject of a Form 12b-25
                                                  and are included here in:
                                                  Items 6, 7, and 8
                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, 1995
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the transition period from:                   to

Commission file number    33-64452



              WNCHOUSING  TAX  CREDIT  FUND IV,  L.P.,  Series 2 (Exact  name of registrant as specified in its charter)

              California                                    33-0596399
         (State or other jurisdiction of         (I.R.S. Employer Identification
                 of incorporation                   or organization) No.)



              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None


        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)
- - Inapplicable.

                              DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

ITEM 1. BUSINESS:

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California limited partnership formed under the laws of the State of California on September 27, 1993 to acquire limited partnership interests in local limited partnerships ("Local Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

The general partner of the Partnership is WNC Tax Credits Partner IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). The business of the Partnerships is conducted primarily through Associates as neither TCP IV nor of the Partnerships have employees of their own.

Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

The Partnership conducted its public offering ("Offering") from July 1994 to July 1995. 20,000 Units of Limited Partnership Interests ("Limited Partnership Interest"), at a price of $1,000 per Limited Partnership Interest were offered.. Since inception a total of 15,600 Limited Partnership Interests representing approximately $15,241,000 were sold throughout the offering. Enova Financial, Inc. a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,000 Units, which represents 25.6% of the Units outstanding for the Partnership. Enova Financial, Inc. invested $3,641,000. A discounts of $359,000 was allowed due to a volume discount. See Item 12(a) in this 10-K.

The Partnership has applied and will apply funds raised through its public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves, and expenses of this Offering.

Description of Business

The Partnership's principal business is to invest as a limited partner in Local Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal low-income housing tax credit (the

"Housing Tax Credit"). The Tax Reform Act of 1986 (the "1986 Act") replaced most existing federal tax incentives for low-income housing with Section 42 of the Internal Revenue Code, which provides for the Housing Tax Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership multifamily residential real estate. Some of these risks are that the Housing Tax Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in Local Partnerships at the end of the Compliance Period. The value of the Partnership's investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the Local Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Housing Tax Credits will be available to Limited Partners.

The Apartment Complexes owned by the Local Partnerships in which the Partnership has invested or is expected to invest were or are being developed by the general partners of the respective Local Partnerships ("Local General Partners") who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became or will become the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnership is limited to its investment. The Local General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

As of December 31, 1995, the Partnership had invested in seventeen Local Partnerships. Subsequently, the Partnership has identified 4 Local Partnerships. Each of these Local Partnerships owns an Apartment Complex that is or is expected to be eligible for the Housing Tax Credit. All of the Local
Partnerships also benefit from government programs promoting low or moderate income housing.

Following is recap of the status of the nineteen Apartment Complexes owned by the nineteen Limited Partnerships invested in or identified by the Partnership:

                                                                    Under
                                            Construction     Construction
                                       or Rehabilitation              or
Construction
                                               Completed   Rehabilitation
Not Started
Properties acquired by 12/31/95                       17                0
        0
Properties acquired subsequent to
12/31/95                                               0                0
        1
Properties identified for investment                   0                0
        3




The following is a schedule of the status as of December 31, 1995, of the Apartment Complexes owned by Local Partnerships in which the Partnership was a limited partner as of December 31, 1995:

                   SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                   AS OF DECEMBER 31, 1995



                                       Number
 Percentage
                                         of          Units         Units
  of Total
NAME & Location                         Apts.      Completed     Occupied
Units Occupied
AUTUMN TRACE                             58            58           52
    91%
  Silsbee (Hardin Co.) Texas
CHADWICK                                 48            48           47
    98%
  Eden, (Rockingham Co.) N.C.
COMANCHE                                 22            22           22
    100%
  Comanche (Comanche Co.) Texas
E. W.                                    16            16           14
    88%
  Evansville (Rock Co.) Wisconsin
GARLAND                                  18            18           16
    94%
  Malvern (Hot Spring Co.)Arkansas
HEREFORD                                 28            0             0
     0%
  Hereford, (Deaf Smith Co.) Texas
HICKORY LANE                             23            0             0
     0%
  Newton (Newton Co.) Texas
HONEYSUCKLE                              47            0             0
     0%
  Vidor (Orange Co.) Texas
KLIMPEL MANOR                            59            59           56
    95%
  Fullerton (Orange Co.) CA
LA MESA                                  24            24           24
    100%
  Lamesa (Dawson Co.), Texas
MOUNTAINVIEW                             24            24           24
    100%
  North Wilkesboro (Wilkes Co.) N.C.
PALESTINE                                42            42           42
    100%
  Palestine (Anderson Co.) Texas
PECAN                                    32            32           31
    97%
  Forrest City (St. Francis Co.),
Arkansas
PIONEER                                  112          112           112
    100%
  Bakersfield (Kern Co.) California

SOUTHCOVE                                54            54           51
    96%
  Orange Cove (Fresno Co.) CA
WALNUT BEND                              23            23            0
     0%
  Buna (Jasper Co.) Texas
WAUKEE II                                23            23           23
    100%
  Waukee (Dallas Co.) Iowa
                                     ============ ============= ============
                                         653          555           514
    92%
                                     ============ ============= ============

===============================================================================
Description of Local Partnerships
===============================================================================

The Partnership has become a limited partner in AUTUMN TRACE ASSOCIATES, LTD., a Texas limited partnership ("AUTUMN"); in CHADWICK LIMITED PARTNERSHIP, a North Carolina limited partnership ("CHADWICK"); COMANCHE RETIREMENT VILLAGE, LTD., a Texas limited partnership ("COMANCHE"); EW, a Wisconsin limited partnership
("EW");  GARLAND STREET LIMITED  PARTNERSHIP,  an Arkansas  limited  partnership
("GARLAND"); HEREFORD SENIORS COMMUNITY, LTD., a Texas limited partnership ("HEREFORD"); HICKORY LANE ASSOCIATES, LIMITED, a Texas limited partnership ("HICKORY"); HONEYSUCKLE COURT ASSOCIATES, LIMITED, a Texas limited partnership ("HONEYSUCKLE"); KLIMPEL MANOR, LTD., a California limited partnership
("KLIMPEL"), LAMESA SENIORS COMMUNITY, LTD., a Texas limited partnership ("LAMESA"); MOUNTAINVIEW APARTMENTS LIMITED PARTNERSHIP, a North Carolina limited partnership ("MOUNTAINVIEW"); PALESTINE SENIORS COMMUNITY, LTD., a Texas limited partnership ("PALESTINE"); PECAN GROVE LIMITED PARTNERSHIP, an Arkansas limited partnership ("PECAN"), PIONEER STREET ASSOCIATES, L.P., a California limited partnership ("PIONEER"); SOUTHCOVE ASSOCIATES, a California limited partnership ("SOUTHCOVE"), WALNUT TURN ASSOCIATES, LIMITED, a Texas limited partnership ("WALNUT"), and CANDLERIDGE APARTMENTS OF WAUKEE L.P. II, an Iowa limited partnership ("WAUKEE-II").

AUTUMN owns the Autumn Trace Apartments in Silsbee, Texas; CHADWICK own the Chadwick Apartments in Eden, North Carolina; COMANCHE owns the Comanche Retirement Village Apartments in Comanche, Texas; EW owns the Evansville Town Homes in Evansville, Wisconsin, GARLAND owns the Garland Street Apartments in Malvern, Arkansas; HEREFORD owns the Hereford Seniors Community in Hereford, Texas; HICKORY owns the Hickory Lane Apartments in Newton, Texas; HONEYSUCKLE owns the Honeysuckle Court Apartments in Vidor, Texas; KLIMPEL owns the Klimpel Manor Apartments in Fullerton, California, LAMESA owns the Lamesa Seniors Community in Lamesa, Texas; MOUNTAINVIEW owns the Mountainview Apartments in North Wilkesboro, North Carolina; PALESTINE owns the Palestine Seniors Community in Palestine, Texas; and PECAN owns the Pecan Grove Apartments in Forrest City, Arkansas, PIONEER owns the Pioneer Street Apartments in Bakersfield, California; SOUTHCOVE own the Southcove Apartments in Orange Cove, California, WALNUT owns the Walnut Turn Apartments in Buna, Texas. WAUKEE-II owns the Candleridge of Waukee Apartments II in Waukee, Iowa.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships acquired by the Partnership.

- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
Local          Project Name  Estimated     Estimated    Number of     Basic
    Permanent     Local
Limited                      Construction  Development  Apartment     Monthly
    Mortgage      Limited
Partnership                  Completion    Cost With    Units         Rents
    Loan Amount   Partnership's
                                           Land
                  Anticipated

                  Tax Credits

                  (1)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
AUTUMN         Autumn        May 1994      $2,030,727   26 1BR units  $210
    $1,256,680    $768,000
               Trace                                    32 2BR units  $265
    RECDS (3)
               Apartments
               (2)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
CHADWICK       Chadwick      October       $2,024,524    8 1BR units  $285
    $898,311      $735,000
               Apartments    1994                       36 2BR units  $307
    RECDS (3)
               (2)                                       4 3BR units  $333




- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------

- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
COMANCHE       Comanche      January       $616,000     20 1BR units  $235
    $597,520      $290,000
               Retirement    1995                       2 2BR units   $275
    RECDS (3)
               Village
               Apartments
               (4)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
EW             Evansville    September     $868,552      4 2BR units  $493
    $660,000      $306,000
               Town Homes    1994                       12 3BR units  $599
    WHEDA (5)

- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
GARLAND        Garland       September     $898,780     18 2BR units  $270
    $702,332      $319,000
               Street        1994
    RECDS (3)
               Apartments                               1 3BR unit    Mgr.'s
unit
               (2)
               ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
HEREFORD       Hereford      December      $854,000     28 1BR units  $260
    $809,750      $355,000
               Seniors       1995
    RECDS (3)
               Community
               Apartments
               (4)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
               ------------- ------------- ------------ -------------
- ------------- ------------- -------------
HICKORY        Hickory       December      $920,000     16 1BR units  $185
    $598,900      $322,000
               Lane          1995                        8 2BR units  $233
    RECDS (3)
               Apartments
               (2)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
HONEY-         Honeysuckle   December      $1,701,691   24 1BR units  $283
    $1,172,600    $622,000
SUCKLE         Court         1995                       24 2BR units  $333
    RECDS (3)
               Apartments
               (2)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
KLIMPEL        Klimpel       November      $3,618,242   58 1BR units  $340-445
    $1,320,000    $3,360,000
               Manor         1994                        1 2BR unit   $497
    CHFA (6)
               Apartments
               (5)
    $625,000

    LGP (7)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
LAMESA         Lamesa        June          $826,426     24 1BR units  $265
    $679,000      $302,000
               Seniors       1994
    RECDS (3)
               Community
               Apartments
               (4)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
MOUNTAIN-VIEW  Mountain-view December      $1,206,604   22 1BR units  $292
    $1,025,482    $387,000
               Apartments    1993                        2 2BR units  $340
    RECDS (3)
               (4)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
PALESTINE      Palestine     June          $1,180,000   40 1BR units  $264
    $1,144,600    $446,000      1995
               Seniors       1995                       2 2BR units   $318
    RECDS (3)
               Community
               Apartments
               (4)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
PECAN          Pecan         July          $1,454,000   32 2BR units  $245
    $1,194,732    $464,000
               Grove         1994
    RECDS (3)
               Apartments
               (2)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
PIONEER        Pioneer       October       $3,903,000   78 2BR units  $341-4222
    $1,960,000    $4,156,000
               Street        1995                       32 3BR units  $488
    CCRC (8)
               Apartments                                2 4BR units  $437-542
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- --------------- ------------ ------------- ------------ -------------
- ------------- ------------- -------------
SOUTHCOVE       Southcove    July          $3,750,000   20 2BR units  $226-407
    $1,051,050    $3,783,000
                Apartments   1995                       34 3BR units  $249-471
    RHCP (9)


    $525,000

    CCRC (8)
- --------------- ------------ ------------- ------------ -------------
- ------------- ------------- -------------

- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
WALNUT         Walnut Turn   December      $981,000     24 2BR units  $218
    $716,000      $347,000
               Apartments    1995
    RECDS (3)
               (2)

- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------
WAUKEE-II      Candleridge   December      $736,000     23 1BR units  $285
    $694,148      $230,000
(12)           Apartments    1994
    RECDS (3)
               of Waukee II
               (3)
- -------------- ------------- ------------- ------------ -------------
- ------------- ------------- -------------

(1) Low income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, The Partnership will receive only that percentage of the annual credit which corresponds to the number of months during which The Partnership was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "The Low Income Housing Credit" in the Prospectus.

(2)  Rehabilitation property.

(3) The Rural Economic and Community Development Services (formerly the Farmers Home Administration) of the United States Department of Agriculture ("RECDS") provides mortgage loans under the RECDS Section 515 Mortgage Loan Program. Each of these mortgage loans is or will be a 50-year loan and bears or will bear annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(4)  Senior citizen housing.

(5) The Wisconsin Housing & Economic Development Authority ("WHEDA") will provide the mortgage loan for a term of 30 years at an interest rate of 6.65% per annum, with principal and interest payable monthly based on a 30-year amortization schedule.

(6) The California Housing and Finance Agency ("CHFA") will provide the mortgage loan for a term of 40 years at an interest rate of 9% per annum, with principal and interest payable monthly based on a 40-year amortization schedule.

(7) Margaret N. Chaffee, one of the Local General Partners, will provide a second loan for a term of 40 years at an interest rate of 9.25% per annum, with principal and interest payable monthly based on a 40-year amortization schedule.

(8) The California Community Reinvestment Corporation ("CCRC") is providing the mortgage loan at an annual interest rate of 8.75%, with principal and interest payable monthly based on a 30-year amortization schedule.

(9) California has established the Rental Housing Construction Program ("RHCP") to provide low interest loans directly to project sponsors for the construction of new rental housing for occupancy by very low-income households, lower-income households and other households. RHCP funding is provided through a combination of interim construction and permanent loans or through permanent loans only. The standard interest rate is 3% per annum, calculated on a simple (non-compounded) basis. The minimum term to maturity is 40 years, with longer original terms and 10-year extensions available. The repayment schedule is based on a formula generally related to the project's ability to pay. During the first 30 years of the loan term, no principal payments are required. Interest is payable from, and only to the extent of, net cash flow. Accrued interest for any year which cannot be paid is deferred until such time as net cash flow is sufficient for payment thereof. Commencing with the 30th year of the loan term, principal and interest are payable out of net cash flow. The amount of the required payments depends, in part, on the remaining duration of the loan term. In each project, 30% or more of all units must be assisted units, and at least 2/3 of all assisted units must be very low-income units.

(10) California Community Reinvestment Corp. will provide the mortgage loan at a fixed interest rate of 9% per annum. The loan will be for a 30-year term, with principal and interest payable monthly based on a 30-year amortization schedule.


Silsbee (AUTUMN): Silsbee is in Hardin County, Texas near the intersections of U.S. Highways 69 and 96, and State Highway 92. Houston lies 120 miles southwest. The population of Silsbee is approximately 6,400. The major employers for Silsbee residents are Temple-Inland Forest Products Corp., Kirby Forest Industries/Louisiana Pacific, and the Silsbee Independent School District.

Eden (CHADWICK): Eden is in Rockingham County, North Carolina at the intersection of State Highways 87 and 770. Greensboro is 30 miles to the south and Winston-Salem is 60 miles to the southwest. The population of Eden is approximately 16,000. The city's largest employers are Miller Brewing Company, Billcrest Canon, and Sara Lee.

Comanche (COMANCHE): Comanche is the county seat of Comanche County, located in west-central Texas along U.S. Highway 377. Fort Worth is 108 miles to the northeast. The population of Comanche is approximately 4,000. It's major employers are Gore Bros., Inc., Western Hills Nursing Home, Comanche Manufacturing, and the Comanche Independent School District.

Evansville (EW): Evansville is in Rock County, Wisconsin at the intersection of U.S. Highway 14 and State Highway 213. The state capitol of Madison is 35 miles northeast of Orange Cove. The population of Evansville is approximately 3,300. Three of the area's largest employers are Varco-Pruden, a division of AMCA International, Baker Manufacturing, and the Harvard Corporation.

Malvern (GARLAND): Malvern is the county seat of Hot Spring County, located in south-central Arkansas near Interstate Highway 30. Little Rock is 45 miles to the northeast and Hot Springs National Park is 20 miles to the northwest. The population of Malvern is approximately 9,200. The city's major employers include Amoco Foam (meat packing trays), Acme Brick (brick manufacturer) and Willamette (fiberboard).

Hereford (HEREFORD): Hereford is the county seat of Deaf Smith County, located in northwest Texas at the intersection of U.S. Highways 60 and 385. Amarillo is 50 miles to the northeast and Lubbock is 90 miles to the southeast. The population of Hereford is approximately 14,700. Major employers in the Hereford area are Holly Sugar, Hereford Bi-Products, and the Hereford School System.

Newton (HICKORY): Newton (population 1900) is the county seat of Newton County, and is located in east-central Texas near the Louisiana border at the intersection of State Highways 63 and 87 approximately 125 miles northeast of Houston and 225 miles southeast of Dallas. The major employers for Newton residents are Shady Acre Shelter (nursing home), Brookshier Brothers (grocery store) and Kirby Lumber Company.

Vidor (HONEYSUCKLE): Vidor (population 11,000) is in Orange County in east-central Texas near the Louisiana border at the intersection of Interstate Highway 10 and State Highway 12 approximately 90 miles northeast of Houston and 250 miles southeast of Dallas. The largest employers for the city's residents are Vidor School District, North Store Steel, Trinity Industry (car repair) and Wal-Mart.

Fullerton (KLIMPEL): Fullerton is in Orange County, California, near Interstate Highway 5 and State Highway 57, approximately 25 miles from downtown Los
Angeles. The economy in the area is based primarily in retail sales, and secondarily in manufacturing. The largest employers for Fullerton residents are Hughes Aircraft, Beckman Instruments, and Hunt Wesson.

Lamesa (LAMESA): Lamesa is the county seat of Dawson County, located in west-central Texas at the intersection of U.S. Highways 180 and 87. Lubbock is 60 miles to the north and Odessa is 63 miles to the southwest. The population of Lamesa is approximately 10,800. The city's major employers are Lamesa Independent School District, Britt Oil Service Co. (oil drilling), and Lamesa Apparel, Inc. (clothing manufacturer).

North Wilkesboro (MOUNTAINVIEW): North Wilkesboro is in Wilkes County in western North Carolina, at the intersection of U.S. Highway 421 and State Highway 18. Charlotte is 80 miles to the southeast and Winston-Salem is 45 miles to the east. The population of North Wilkesboro is approximately 3,400. The city's main employers are Tyson Foods, Lowes Company (hardware), and Thaca Co. (textiles).

Palestine (PALESTINE): Palestine is the county seat of Anderson County, located in east-central Texas at the intersection of U.S. Highways 79 and 287. Dallas is 60 miles to the northwest and Houston is 125 miles to the southeast. The population of Palestine is approximately 18,000. The city's major employers are the Texas Department of Criminal Justice (prison system), Wal-Mart Distribution Center, and Memorial Hospital.

Forrest City (PECAN): Forrest City is the county seat of St. Francis County, located in eastern Arkansas at the intersection of Interstate Highway 40 and State Highway 1. Little Rock is 90 miles to the west. The population of Forrest City is approximately 13,000. The city's major employers are Sanyo Manufacturing Corp. (color television sets), Yale Hoists (hoisting equipment) and Airtherm Products (heating/air conditioning equipment).

Bakersfield (PIONEER): Bakersfield (population 202,000) is the county seat of Kern County, California, and is located at the southern end of the San Joaquin Valley on State Highway 99, approximately 110 miles north of Los Angeles. In 1993, Kern County was the largest oil producing county and third most productive agricultural county in the country. The largest employers in Bakersfield are Giumarra Vineyards, Sun World/Superior Farms, and Grimmway Farms.

Orange Cove (SOUTHCOVE): Orange Cove is in Fresno County, California on State Highway 63. The county seat of Fresno is 35 miles northeast of Orange Cove. The population of Orange Cove is approximately 6,500. A majority of the employed persons in Orange Cove are employed in agriculture, particularly in the citrus packing business.

Buna (WALNUT): Buna (population 2,100) is in Jasper County , in east-central Texas near the Louisiana border at the intersection of Interstate Highway 96 and State Highway 62 approximately 100 miles northeast of Houston and 225 miles southeast of Dallas. The largest employers for the city's residents are Temple Inland Sawmill, Buna School District and Buna Nursing Home.


Waukee (WAUKEE-II): Waukee (population 2,500) is in Dallas County, Iowa, on U.S. Highway 6, approximately 14 miles northwest of Des Moines. The largest category of employment for Dallas County is wholesale and retail trade (34%). The services category accounts for 27% of employment. Some of the larger employers in the Waukee area are Downey Printing (telephone directory printing), Selectivend (vending machine manufacturing) and Waukee Community School District.


- --------------- ---------------------- ----------------
- --------------------------------- ---------------
                                                        Sharing Ratio:


Allocations(4)Approximate
Local           Local                                                       and
Sale or   Partnership's
Limited         General                Property
Refinancing   Capital
Partnership     Partners               Manager (1)      Cash Flow (2)
Proceeds(5)   Contributions

          (3)
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
AUTUMN          Clifford E. Olsen (5)  Management &     Partnership: 10%
99/1          $412,000
                                       Systems          LGP: 90%
51/49
                                       Corporation (7)
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
CHADWICK        MBG Investment         MBG              Partnership: 1st
99/1          $378,000
                Corpora-tion           Management,      $2,950
51/49
                                       Inc.             LGP: 2nd $5,980
                Gordon L.                               Balance: 99/1
                Blackwell
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
COMANCHE        Max L.                 M-DC Group,      Partnership: 1st
99/1          $149,000
                Rightmer               Inc. dba Alpha   $490
51/49
                                       Management       LGP: 2nd $985
                                       Co., Inc.        Balance: 99/1
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
EW               Philip C.              T & C            1995-2000:
99/1         $164,000
                 Wallis                 Services         Partnership:
50/50
                                                         $1,500
                 James L.                                Balance to
                 Poehlman                                payment of
                                                         development
                 Cynthia L.                              fee, LGP, and
                 Solfest-                                replacement
                 Wallis                                  reserve.

                 Anita B.
                 Poehlman                                2001-there-after:
                                                         Partnership:
                                                         $5,000
                                                         Balance to
                                                         payment of
                                                         development
                                                         fee, LGP, and
                                                         replacement
                                                         reserve.
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------

- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
GARLAND          Conrad L.              Sunbelt          99/1
99/1           $191,000
                 Beggs                  Property
60/40
                                        Managers
                 Audrey D.              Corp.
                 Beggs

                 Russell J.
                 Altizer

                 Marjorie L.
                 Beggs
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
HEREFORD         Winston               MJS Manage-       50/50
99/1           $179,000
                 Sullivan              ment, Inc.
51/49
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
HICKORY          Olsen                  Olsen            Partnership: 10%
99/1           $172,000
                Securities              Securities      LGP: 90%
49/51
                Corporation             Corporation

- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
HONEY-           Olsen                  Olsen            Partnership: 10%
99/1            $333,000
SUCKLE          Securities              Securities      LGP: 90%
49/51
                Corporation             Corporation

- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
KLIMPEL          Douglas B.             National         Partnership: 1/3
96/4          $1,774,000
                 Chaffee                Housing          LGP: 2/3
50/50
                                        Ministries
                 Margaret N.
                 Chaffee
- ---------------
                ---------------------- ---------------- -------------------
- ------------- ---------------
LAMESA           Winston                MJS              50/50
99/1           $153,000
                 Sullivan               Management,
51/49
                                        Inc.
                ---------------------- ---------------- -------------------
- ------------- ---------------
- ---------------
MOUNTAIN-VIEW    John C. Loving         MBG              Partnership:
99/1           $195,000
                                        Management,      1st $850
51/49
                 Gordon D. Brown,       Inc.             LGP: 2nd
                 Jr.                                     1,650
                                                         Balance: 99/1
- ---------------
                ---------------------- ---------------- -------------------
- ------------- ---------------
PALESTINE        Winston                MJS              50/50
99/1           $225,000
                 Sullivan               Management,
51/49
                                        Inc.
                ---------------------- ---------------- -------------------
- ------------- ---------------
- ---------------
PECAN            Conrad L.              Sunbelt          99/1
99/1           $239,000
                 Beggs                  Property
60/40
                                        Managers
                 Audrey D.              Corp.
                 Beggs

                 Russell J.
                 Altizer
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
PIONEER          Philip R.              The              1st $4,000:
99/1          $2,222,000
                Hammond, Jr.            Management       WNC: $2,000
50/50
                                        Company         LGP: $2,000
                                                         LGP: the
                Walter Dwelle                            balance





- ---------------------- ---------------- ------------------- -------------
- ---------------
- ---------------
SOUTHCOVE        Philip R.              Buckingham       1996-1998:
99/1          $2,022,000
                 Hammond, Jr.           Property         WNC & LGP:
51/49
                                        Management       $1,500 each
                 Diane M.               Company          with balance
                 Hammond                                 to LGP
                                                         1999-
                                                         thereafter:
                                                         WNC & LGP:
                                                         $2,250 each
                                                         with balance
                                                         to LGP
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
WALNUT           Olsen                  Olsen            WNC: 10%
99/1            $185,000
                Securities             Securities        LGP: 90%
49/51
                Corporation            Corporation
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------
WAUKEE-II        Eric A.                Sheldahl         WNC: 1st $100
99/1           $125,000
                 Sheldahl               Development      LGP: the
51/49
                                        Corporation      balance
- --------------- ---------------------- ---------------- -------------------
- ------------- ---------------


(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. The Local General Partners are authorized to employ either themselves or one of their Affiliates, or a third party, as a property manager for leasing and management of the Apartment Complex so long as the management fee does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to the Partnership and the Local General Partners ("LGP") of the Local Limited Partnership for each year of operations. To the extent that the specific dollar amounts which are to be paid are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) The Partnership will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled. See "Investment Policies" and "Terms of the Local Limited Partnership Agreements" under "Investment Objectives and Policies" in the Prospectus.

(4) Subject to certain special allocations, reflects the respective percentage interests of the Partnership and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of the Partnership as a limited partner.

(5) Reflects the percentage interests of the Partnership and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth. As used herein, the term "sales preparation fee" means a fee in the amount of 3% (5% in the case of Garland and Pecan) of sale or refinancing proceeds.

     Austin: The Local General Partners' sales preparation fee, $100,004 to the Local General Partner as a partial return of its capital contribution; the Partnership's capital contribution and the capital contribution of the Local General Partner (less previous distributions).

     Chadwick: The capital contribution of the Partnership (less previous distributions) and the Local General Partners' sales preparation fee.

     Comanche: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     EW: The Partnership's capital contribution and the Local General Partners' sales preparation fee.

     Garland: An amount equal to 5% of remaining proceeds to the Local General Partners, the Local General Partners' sales preparation fee, and the capital contribution of the Partnership (less previous distributions).

     Hereford: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Hickory: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.

     Honeysuckle: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.

     Klimpel: The Partnership's capital contribution and the capital contribution of the Local General Partners LAMESA: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Mountainview: The capital contribution of the Partnership (less previous distributions) and the Local General Partners' sales preparation fee.

     Palestine: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Pecan: An amount equal to 5% of remaining proceeds to the Local General Partners, the Local General Partners' sales preparation fee, and the capital contribution of the Partnership (less previous distributions).

     Pioneer:  The  capital   contribution  of  the  Partnership;   the  capital
     contribution of the Local General Partners; and the Local General Partners' sales preparation fee.

     Southcove: The Local General Partners' sales preparation fee, the capital contribution of the Partnership and the capital contribution of the Local General Partners

     Walnut: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.
                                       15

     Waukee II: The capital contribution of the Partnership; the Local General Partner's sales preparation fee

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to the Apartment Complexes.


ITEM 3. LEGAL PROCEEDINGS:

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED
               SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests can be assigned only if certain requirements in the Partnership's Agreement of Limited Partnership ("Partnership Agreement") are satisfied. At December 31, 1995, there were 836 registered holders of Limited Partnership Interests in the Partnership.

The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Housing Tax Credits for 1995 and 1994 were $70 and $23, respectively, per Limited Partnership Interest


ITEM 6. SELECTED FINANCIAL DATA

                                                                 July 18, 1994
                                                               (Date Operations
                                                              Commenced) through
                                                      1995     December 31,1994

Revenue                                          $    179,927       $     3,475

Partnership operating expenses                       (123,321)          (28,907)

Equity in loss of
Local Partnerships                                   (623,521)         (240,698)
                                                 ------------       -----------

Net loss                                         $   (571,915)      $  (266,130)
                                                 ============       ===========

Net loss per Limited
Partnership Interest                             $     (47.90)      $    (92.74)
                                                 ============       ===========

Total assets                                     $ 14,733,042       $ 8,435,704
                                                 ============       ===========

Net investment in
Local Partnerships                               $  9,417,744       $ 6,234,006
                                                 ============       ===========

Capital contributions payable to
Local Partnerships                               $  2,134,797       $ 3,276,750
                                                 ============       ===========

Accrued fees and expenses due to
affiliates                                       $    146,685       $   414,501
                                                 ============       ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS:

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $4,565,600 for the period ended December 31, 1995. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the Offering and short term indebtedness described below. Cash from financing activities for the period ended December 31, 1995 of approximately $9,826200 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $5,315,600, which consisted primarily of capital contributions to Local Limited Partnerships and offering expenses of approximately $4,241,400 and $1,217,500, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

The Partnership is indebted to WNC & Associates, Inc., at December 31, 1995 and December 31, 1994 in the amount of approximately $146,700 and $414,500, respectively. The component items of such indebtedness are as follows:

                                           December 31, 1995  December 31, 1994
                                           -----------------  -----------------
Advances to make loans and capital
contributions to Local Limited Partnerships      $ 237,800
Advances to pay front end fees                      (2,500)              56,500
Asset management fees payable                        58,900              16,000
Accrued acquisition fees                             90,300             104,200

Associates obtained the necessary funds for the $238,000 of advances in 1994 from its line of credit. As permitted by the Partnership Agreement, such funds bear interest at the lender's rate (i.e., the rate paid by Associates pursuant to its line of credit) which ranged from 9.75% to 10.5% per cent per annum. In addition, the Partnership obtained a bank loan in October 1994 in the amount of approximately $870,000. The bank loan was retired in January 1995.

As of December 31, 1995, The Partnership has received and accepted subscriptions funds in the amount of 15,241,000. The following information pertains to the Partnership's investments in to Local Limited Partnerships:


                                    March 1, 1996    December 31 1995
December 31 1994
                                    -------------    ----------------
- ----------------
Capital contributions made
 to Local Partnerships                $8,236,000         $6,984,000
$2,473,000

                                      ----------      -------------
- ----------
Commitments for additional
 Capital contributions made to
Local Partnerships                     $1,111,000          $2,135,000
$3,500,000
     -----                             ----------       -------------
- ------------

Loans outstanding to local
 Partnerships                                  $0                  $0
 $881,000
     --------------------------------- ---------------- -------------------
- -------------------



Of the $881,000 loans outstanding at December 31, 1994 approximately $81,000 was loaned to Hereford and $800,000 was loaned to Pioneer. These amounts were applied to the Partnership's purchase price upon acquisition of those Local Limited Partnership Interests in January 1995 and July 1995, respectively.

It is possible that the Partnership ultimately will not receive sufficient proceeds to meet all of its obligations with respect to its investments. If not , the Partnership would attempt to sell one or more Local Limited Partnership Interests for the best price obtainable. The failure of the Partnership to satisfy its obligations might result in the consequences described under "Risk Factors" in the Prospectus and Supplements.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount except possibly in the circumstances discussed in the Prospectus under "Investment Objectives and Policies - Principal Investment Objectives." Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the TCP IV. See "Management Compensation" in the Prospectus. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. See "Risk Factors - Investment Risks" in the Prospectus. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreement the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Local Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local
Partnerships, (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Partnerships in question. If such funds are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Partnerships relate to such debt. See "Risk Factors - Investment Risks Risks Associated With Use of Leverage" and "Investment Objectives and Policies Use of Leverage" in the Prospectus.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the deferred obligations of the Partnerships. See, however, "Risk Factors Investment Risks - Risks of Real Estate Ownership" in the Prospectus.


Results of Operations

As reflected on its Statements of Operations, the Partnership had a losses of approximately $572,000 and $264,550 for the year ended December 31, 1995 and period July 18, 1994 (date operations commenced) to December 31, 1994, respectively. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. The annual management fee incurred was $42,900 and $16,000 for the year ended December 31, 1995 and period July 18, 1994 (date operations commenced) to December 31, 1994, respectively.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Interest Expense consisted of payments on a loan from a bank paid at the bank's prime rate plus 1% (10.5% at December 31, 1994) and

Office expense consist of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.


Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is equal to 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

- -------------------------------------------------------------------------------
















                 WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 2
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1995 and
                  For The Period July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                                           INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the  accompanying  balance  sheet of WNC Housing Tax Credit Fund
IV, L.P., Series 2 (a California Limited Partnership) (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1995 and the period July 18, 1994 (date operations commenced) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 64% and 74% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1995 and 1994, respectively. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and for the year ended December 31, 1995 and the period July 18, 1994 (date operations commenced) to December 31, 1994 in conformity with generally accepted accounting principles.







                                                     CORBIN & WERTZ


Irvine, California
February 29, 1996

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1995 and 1994





ASSETS                                                 1995              1994
                                                    ----------         -------

Cash and cash equivalents                           $ 5,285,730       $  720,130
Subscriptions receivable (Note 8)                          --            597,100
Loans receivable (Note 2)                                  --            880,760
Investments in limited partnerships
(Note 3)                                              9,417,744        6,235,586
Other assets                                             29,568            2,128
                                                    -----------       ----------

                                                    $14,733,042       $8,435,704
                                                    ===========       ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Loan payable (Note 5)                                  $     --       $  280,569
Accrued interest payable                                     --              404
Payables to limited partnerships (Note 6)               2,134,797      3,276,750
Accrued fees and advances due to
General Partner and affiliate (Note 4)                    146,685        414,501
                                                       ----------     ----------

Total liabilities                                       2,281,482      3,972,224
                                                       ----------     ----------

Commitments and contingencies (Note 9)

Partners' equity (deficit) (Note 8):
General partner                                         (27,796)         (9,902)
Limited partners (20,000 units authorized,
15,600 and 5,648 units outstanding at
December 31, 1995 and 1994,
respectively)                                        12,479,356       4,473,382
                                                    -----------      ----------

Total partners' equity                               12,451,560       4,463,480
                                                    -----------      ----------

                                                    $14,733,042      $8,435,704
                                                     ==========      ==========




                 See accompanying notes to financial statements
                                      FS-3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



                                                            1995           1994
                                                       ---------      ---------

Interest income                                        $ 179,927      $   3,475
                                                       ---------      ---------

Operating expenses:
Amortization                                              26,208          1,638
Asset management fees (Note 4)                            42,900         16,000
Interest expense                                          39,148         11,173
Other                                                     15,065             96
                                                       ---------      ---------

Total operating expenses                                 123,321         28,907
                                                       ---------      ---------

Income (loss) from operations                             56,606        (25,432)

Equity in losses from limited partnerships
(Notes 1 and 3)                                         (628,521)      (239,118)
                                                       ---------      ---------

Net loss                                               $(571,915)     $(264,550)
                                                       =========      =========

Net loss allocated to:
General partner                                        $  (5,719)     $  (2,646)
                                                       =========      =========
Limited partners                                       $(566,196)     $(261,904)
                                                       =========      =========

Net loss per weighted limited partners
units                                                  $  (46.90)     $  (92.74)
                                                       =========      =========

Outstanding weighted limited partner
units                                                     12,073          2,824
                                                       =========      =========


                 See accompanying notes to financial statements
                                      FS-4

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994





                                      General        Limited
                                      Partner        Partners          Total

Capital contributions             $       100      $ 5,648,000      $ 5,648,100

Offering expenses (Note 1)             (7,356)        (728,214)        (735,570)

Partnership units issued for
 notes receivable (Note 8)             ---            (184,500)        (184,500)

Net loss                               (2,646)        (261,904)        (264,550)
                                   ----------       ----------       ----------

Equity (deficit)
 December 31, 1994                     (9,902)       4,473,382        4,463,480

Capital contributions, net
 of discount of $359,000               ---           9,593,000        9,593,000

Offering expenses (Note 1)            (12,175)      (1,205,330)      (1,217,505)

Collection of notes receivable
 (Note 8)                              ---             184,500          184,500

Net loss                               (5,719)        (566,196)        (571,915)
                                   ----------       ----------       ----------

Equity (deficit)
 December 31, 1995                $   (27,796)     $12,479,356      $12,451,560
                                   ==========       ==========       ==========


                 See accompanying notes to financial statements
                                      FS-5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



                                                            1995           1994
                                                     -----------    -----------

Cash flows from operating activities:
Net loss                                             $  (571,915)   $  (264,550)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization                                              26,208          1,638
Equity in loss of limited partnerships                   628,521        239,118
Change in other assets                                   (27,440)        (2,128)
Change in accrued interest payable                          (404)           404
                                                     -----------    -----------

Net cash provided by (used in) operating
activities                                                54,970        (25,518)
                                                     -----------    -----------

Cash flows from investing activities:
Investments in limited partnerships, net              (4,241,376)    (2,743,092)
Loans receivable                                         880,760       (880,760)
Capitalized acquisition costs and fees                  (737,464)      (295,833)
Offering expenses                                     (1,217,505)      (735,570)
                                                     -----------    -----------

Net cash used in investing activities                 (5,315,585)    (4,655,255)
                                                     -----------    -----------

Cash flows from financing activities:
Capital contributions                                  9,777,500      4,866,500
Subscriptions receivable collected                       597,100           --
Advances from general partner and affiliates            (267,816)       253,834
Issuance of loan payable                                    --          870,000
Repayment of loan payable                               (280,569)      (589,431)
                                                     -----------    -----------

Net cash provided by financing activities              9,826,215      5,400,903
                                                     -----------    -----------

Net increase in cash                                   4,565,600        720,130

Cash, beginning of period                                720,130           --
                                                     -----------    -----------

Cash, end of period                                  $ 5,285,730    $   720,130
                                                     ===========    ===========


SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
Interest                                             $39,552             $10,769
                                                     =======             =======
Income taxes                                         $   800             $  --
                                                     =======             =======


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the period ended December 31, 1994, the Partnership incurred, but did not pay, $3,276,750 of payables to limited partnerships (in connection with its investments in limited partnerships).

During the period ended December 31, 1994, the Partnership incurred, but did not pay, $160,667 of payables to an affiliate for offering and acquisition expenses.



                 See accompanying notes to financial statements
                                      FS-6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 27, 1993, and commenced operations on July 18, 1994. Prior to October 1, 1994, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits. As the operations of the Partnership commenced during 1994, balances as of December 31, 1993 and for the period then ended were insignificant and accordingly, have not been reflected in the accompanying financial statements.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership agreement authorized the sale of 20,000 Units at $1,000 per Unit ("Units"). The offering of units concluded July 1995 at which time 15,600 units, representing subscriptions, net of discounts for volume purchases of more than 100 units, of $15,241,000 had been accepted.

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnership are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1995, the Partnership incurred offering expenses and selling expenses of $1,000,455 and $952,620, respectively, and as of December 31, 1994, the Partnership incurred offering expenses and selling expenses of $311,969 and $423,874, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The partnership considers all investments with maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

As of December 31, 1995, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.




Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 2 - LOANS RECEIVABLE

Loans receivable represented amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. Loans receivable are applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. Loans receivable with a balance of $880,760 at December 31, 1994 were collected from a limited partnerships acquired in 1995.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1995, the Partnership had acquired limited partnership interests in seventeen limited partnerships each of which owns one apartment complex consisting of 657 apartment units. As of December 31, 1995, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheet as of December 31, 1995 and 1994 are approximately $2,588,000 and $3,844,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years and certain capital contributions accrued but not paid (see Note 6).

Following is a summary of the components of investments in limited partnerships as of December 31, 1995 and 1994:

                                                            1995           1994
                                                     -----------    -----------

Investments per balance sheet, beginning
of period                                            $ 6,235,586    $      --

Capital contributions to limited partnerships,
net                                                    3,099,423      6,019,842

Capitalized acquisition fees and costs, net of
accumulated amortization                                 737,464        454,862

Equity in losses of limited partnerships                (628,521)      (239,118)

Amortization of acquisition fees and costs               (26,208)          --
                                                     -----------    -----------

Investments per balance sheet, end of period         $ 9,417,744    $ 6,235,586
                                                     ===========    ===========


Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Approximate   selected   financial   information  from  the  combined  financial
statements of the limited partnerships at December 31, 1995 and 1994 and for the periods then ended is as follows:

                                              COMBINED BALANCE SHEETS

ASSETS                                                      1995            1994
                                                     -----------     -----------

Cash (including restricted cash of $474,848
and $201,448 as of December 31, 1995 and
1994, respectively)                                  $   961,000     $   442,000
Land                                                   1,166,000         645,000
Construction in progress                                    --         3,024,000
Buildings, net                                        25,966,000      12,110,000
Due from affiliates                                      701,000         168,000
Other assets                                             296,000          54,000
                                                     -----------     -----------

                                                     $29,090,000     $16,443,000
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Construction and mortgage loans payable              $18,513,000     $11,851,000
Due to related parties                                 1,326,000       1,299,000
Other liabilities                                      1,478,000         521,000
                                                     -----------     -----------
Total liabilities                                     21,317,000      13,671,000
                                                     -----------     -----------

Partners' equity:
WNC Housing Tax Credit Fund IV, L.P.,
Series 2                                               6,829,000       2,392,000
Other partners                                           944,000         380,000
                                                     -----------     -----------
Total partners' equity                                 7,773,000       2,772,000
                                                     -----------     -----------

                                                     $29,090,000     $16,443,000
                                                     ===========     ===========




Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                                         COMBINED STATEMENTS OF OPERATIONS

                                                          1995             1994
                                                   -----------        ---------

Total revenue                                      $ 1,762,000        $ 532,000
                                                   -----------        ---------

Expenses:
Operating expenses                                     943,000          356,000
Interest expense                                       778,000          203,000
Depreciation                                           683,000          217,000
                                                   -----------        ---------

Total expenses                                       2,404,000          776,000
                                                   -----------        ---------

Net loss                                           $  (642,000)       $(244,000)
                                                   ===========        =========

Net loss allocable to Partnership                  $  (629,000)       $(239,000)
                                                   ===========        =========


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1995 and 1994, the Partnership incurred acquisition fees of $1,058,066 and $438,280, respectively. Accumulated amortization amounted to $25,748 as of December 31, 1995 and was insignificant at December 31, 1994.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.2% of the gross proceeds. As of December 31, 1995 and 1994, the Partnership incurred acquisition costs of $135,898 and $18,220, respectively, which have been included in limited partnership investment. Amortization was insignificant for 1995 and 1994.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $42,900 and $16,000 for the period ended December 31, 1995 and 1994, respectively.


Continued

                                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                        (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate consist of the following at December 31, 1995 and 1994:

                                                          1995             1994
                                                     ---------        ---------

Acquisition fees                                     $ (90,344)       $(104,200)

Advances made for acquisition costs,
organizational, offering and selling
expenses                                                 2,559          (56,467)

Asset management fees                                  (58,900)         (16,000)

Advances made to acquire limited
partnerships                                              --           (237,834)
                                                     ---------        ---------

                                                     $(146,685)       $(414,501)
                                                     =========        =========


Amounts advanced to acquire limited partnerships bore interest at the rate incurred by the affiliate on its line of credit which ranged from 9.75% to 10% per annum for the year ended December 31, 1994.


NOTE 5 - LOAN PAYABLE

Loan payable at December 31, 1994 consisted of the balance outstanding under a loan from a bank with an original balance of $870,000. The agreement specified principal and interest payments of $75,000 weekly. Interest was paid at the bank's prime rate plus 1%. The loan matured and was paid January 23, 1995.

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.



Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 1994, the Partnership had received subscriptions for approximately 782 units consisting of receivables of $597,100 and promissory notes of $184,500. Since subscription receivables were collected subsequent to December 31, 1994, the Company reflected such amounts as capital contributions and an asset in the accompanying financial statements as of December 31, 1994. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 11% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected prior to the issuance of the financial statements, the unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements as of December 31, 1994.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Subsequent to December 31, 1995, the Partnership acquired one limited partnership interest which requires capital contributions totalling approximately $228,300. In addition, the Partnership is negotiating to acquire three additional limited partnership interests which would committ the Partnership to additional capital contributions of approximately $2,276,600.

- -------------------------------------------------------------------------------




Part III.

ITEM 10

      WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of Associates since its organization in 1971, of Shelter Resource Corporation since its organization in 1981 and of WNC Resources, Inc. from its organization in 1988 through its acquisition by Associates in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC Capital Corporation since its organization. He is also a general partner with Associates in WNC Financial Group, L.P. and WNC Tax Credit Partners, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a Trustee of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a member of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

      JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of Associates since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC Capital Corporation since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC Resources, Inc. from 1988 through its acquisition by Associates in 1991. From 1973 to 1986 he was the Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at Associates include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

      DAVID N. SHAFER, age 43, has been a Senior Vice President of Associates since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a past President of Southern California Chapter II of RESSI, a Director and President of RBCC, a past Director of the Council of Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

      WILFRED N. COOPER, JR., age 33, has been employed by Associates since 1988, has been Senior Vice President - Marketing since 1994, and served as Vice President - Marketing from 1992 to 1994. Mr. Cooper oversees all marketing and sales activities at WNC, and has been President of and a registered principal with WNC Capital Corporation since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

      THEODORE M. PAUL, age 39, has been Vice President - Finance of Associates since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and the Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at Associates include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited
Partnerships in which the Fund will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

      SY GARBAN, age 50, has 18 years' experience in the real estate securities and syndication industry. He has been associated with Associates since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners and has been Vice President of and a registered principal with WNC Capital Corporation since its organization. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

      THOMAS J. RIHA, age 40, has been Vice President - Asset Management of Associates since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at Associates include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

      JANICE S. WONG, age 37, has been Vice President - Marketing of Associates since 1994. Previously, from 1987 to 1994 Ms. Wong was employed by ATEL Securities Corporation, a California-based dealer-manager of equipment leasing limited partnership offerings, where she last served as Executive Vice President
- - Marketing, and from 1986 to 1987 she was employed by Wedbush Securities, Inc., a regional brokerage firm in Los Angeles, California, where she served as coordinator for the marketing of limited partnerships and mutual funds. She has been a registered principal with WNC Capital Corporation since 1994, and is responsible for the marketing of WNC's retail investments and overseeing broker-dealer relations. Ms. Wong graduated from the University of Southern California in 1980 with a Bachelor of Science degree (magna cum laude) in Business Administration with dual emphasis in corporate and investment finance.

      MICHELE M. TAYLOR, age 41, has been employed by Associates since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California at Irvine in 1976 with a Bachelor of Arts degree.

      DONALD S. BELANGER, age 33, has been Acquisitions Director of Associates since 1994. He has eight years' experience in real estate analysis, finance, construction and development. Previously, from 1988 to 1991, Mr. Belanger was a principal in Marchand Development Company, Inc., a real estate development and construction firm specializing in single-family and multi-family properties, and from 1985 to 1988 he was employed as an analyst and group manager at Economic Development Corporation, a regional business consulting firm. Mr. Belanger graduated from the University of California, Los Angeles in 1985 with a Bachelor of Arts degree and from London School of Economics in 1992 with a Diploma in Economics and in 1993 with a Masters of Science Degree in Finance.

      CARL FARRINGTON, age 53, has been associated with Associates since 1993, serving as Acquisitions Director until 1994 and Acquisitions - Originator since 1994. Mr. Farrington has more than 11 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The
Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Masters of Business Administration in 1970.

KAY L. COOPER, age 58, has been an officer and Director of Associates since 1971 and of WNC Resources, Inc. from 1988 through its acquisition by Associates in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred
N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

ITEM 11.       EXECUTIVE COMPENSATION:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates for the following fees:

(a)  Selection  fees in an  amount  equal  to 8% of the  gross  proceeds  of the
Partnerships'   Offering   ("Gross   Proceeds").   Through  December  31,  1995,
approximately $986,000 of selection fees had been incurred by the Partnership,

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds. Through December 31, 1995, approximately $312,000 of nonaccountable expense reimbursement has been incurred the Partnership.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $23,000 and $30,000 were incurred during the years ended December 31, 1995 and December 31, 1994, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or interest in a Local Partnership. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment (as defined in Article I of the Partnership Agreement), which includes Housing Tax Credits, to the Limited Partners. Through December 31, 1995, no disposition fee had been incurred by the Partnerships.

(e) The General Partner was allocated Housing Tax Credits of $9,207 and $819 for the years ended December 31, 1995 and 1994, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)     Security Ownership of Certain Beneficial Owners

        The following is only person known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests:

- ------------------   -------------------------  ---------------------   ----
Title of class       Name and addresss of        Amount and nature of   Percent
                     beneficial owner            benefical ownership    of class
- ------------------   -------------------------   ---------------------  -------
- ------------------   -------------------------   ---------------------  --------
Units of Limited     Enova Financial, Inc.       4,000 units               25.6%
Partnership          P.O. Box 126943
Interests            San Diego, CA  92112-6943
- ------------------   --------------------------  ----------------------   ------


(b)     Security Ownership of Management

        Neither  TCP IV,  Associates  nor any of the  officers or  directors  of
        Associates  own  directly  or  beneficially   any  Limited   Partnership
        Interests in the Partnership.

(c)     Changes in Control

        The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

        First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified as a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Series and elect a successor General Partner.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

All of the Partnerships' affairs are managed by TCP IV, through Associates. The transactions with TCP IV and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and reimbursements of expenses, as discussed in Item 11 and in the notes to the accompanying financial statements.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements

Independent auditor's reports
Balance sheets as of December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995 and December 31, 1994. Statement of Partners' Equity for the years ended December 31, 1995 and December 31,1994.
Statements of Cash Flows for the years ended December 31, 1995 and
  December 31, 1994.
Notes to Financial Statements.

Financial Statement Schedules:

These schedules are omitted because any required information is included in the financial statements and notes thereto, or they are not applicable, or not required.

Exhibits

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus which is included in Post-Effective No 11 to Registration Statement on Form S-11 dated May 24, 1995 incorporated herein by reference as Exhibit 3.

(10) Material contracts:


10.1 Amended and Restated Agreement of Limited Partnership of Chadwick Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Second Amended and Restated Agreement of Limited Partnership of Garland Street Limited Partnership filed as exhibit 10.2 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.2

10.3 Amended and Restated Agreement of Limited Partnership of Lamesa Seniors Community, Ltd. filed as exhibit 10.3 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Palestine Seniors Community, Ltd. filed as exhibit 10.4 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Second Amended and Restated Agreement of Limited Partnership of Southcove Associates filed as exhibit 10.1 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Third Amended and Restated Agreement of Limited Partnership of Southcove Associates d. filed as exhibit 10.2 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended  and  Restated   Agreement  of  Limited   Partnership  of  Comanche
     Retirement Village, Ltd. filed as exhibit 10.1 to Form 8-K dated August 31, 1994 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Mountainview Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Second Amendment to Amended and Restated Agreement of Limited Partnership of Mountainview Apartments Limited Partnership filed as exhibit 10.2 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.9.

10.10Amended  and  Restated  Agreement  of Limited  Partnership  of Pecan  Grove
     Limited Partnership filed as exhibit 10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.10.

10.11Second Amendment to Amended and Restated Agreement of Limited Partnership of Pecan Grove Limited Partnership filed as exhibit 10.4 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.11.

10.12Second  Amendment  to and Entire  Restatement  of the  Agreement of Limited
     Partnership of Autumn Trace Associates, Ltd. filed as exhibit 10.1 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.13Amended and Restated  Agreement of Limited  Partnership of EW , a Wisconsin
     Limited Partnership filed as exhibit 10.2 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14Agreement of Limited  Partnership of Klimpel  Manor,  Ltd. filed as exhibit
     10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Hickory Lane Associates Limited. (1)

10.16Amended and Restated Agreement of Limited  Partnership of Honeysuckle Court
     Associates, Ltd. (1)

10.17Amended and  Restated  Agreement  of Limited  Partnership  of Walnut Turn
     Associates, Ltd. (1)

- ----------
(1) Previously filed as part of the annual report.




Reports on Form 8-K

No reports on From 8-K were filed during the fourth quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WNC HOUSING TAX CREDIT FUND IV, L.P.,
                               Series 2 (Registrant))

                     By: WNC Tax Credit  Partners IV, L.P.,
                         General  Partner

                     By: WNC & Associates,  Inc.,  General  Partner


  Date:              By:      /s/John B. Lester, Jr.
- -------------            -----------------------------------------
                              John B. Lester, Jr.
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 DATE             SIGNATURE:                        TITLE:
                                                    Director and Principal
                                                    Executive Officer of WNC &
                 /s/  Wilfred N. Cooper, Sr.        Associates, Inc.
                -----------------------------------
                      Wilfred N. Cooper, Sr.

                                                    Director and Principal
                                                    Operating Officer and
                                                    Secretary of WNC &
                /s/   John B. Lester, Jr.           Associates, Inc.
               ------------------------------------
                   John B. Lester, Jr.


                                                     Director of WNC &
                                                     Associates, Inc.
               -------------------------------------
                    Kay L. Cooper

                                                    Principal Financial
                                                    Officer and Principal
                                                    Accounting Officer of WNC
                 /s/  Theodore M. Paul              & Associates, Inc.
                ------------------------------------
                    Theodore M. Paul